Form 10QSB
period 1999-09-30
HIGH PLAINS ENERGY CORP
filed 1999-12-16
CIK 1094204

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
September 30, 1999                                            0-27311


                             HI-PLAINS ENERGY CORP.
             (Exact name of registrant as specified in its charter)


                           Wyoming                  84-1413868
         (State of incorporation)                 (I.R.S. Employer
                                                  Identification No.)

             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 422-8127


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               Yes  X       No   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        780,000 as of September 30, 1999



                                       HI-PLAINS ENERGY CORP.
                                    (A Development Stage Company)
                                            BALANCE SHEET
                              September 30, 1999 and December 31, 1998
                                      (Unaudited - See Note 1)


                                            September 30,                 December 31,
                                                1999                          1998
                                          ------------------            -----------------

                                     ASSETS

Current Assets:

Cash and cash equivalents                             $ 327                        $ 612

Total Current Assets                                  $ 327                        $ 612

Other Assets-Investment                               $ 750                        $ 750
                                          ==================            =================
TOTAL ASSETS                                        $ 1,077                      $ 1,362
                                          ==================            =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                        $ -                          $ -
Accounts payable, related parties                       $ -                          $ -

                                          ------------------            -----------------
Total current liabilities                               $ -                          $ -
                                          ------------------            -----------------

Stockholder's Equity:

Common stock, $0.001 stated                           $ 780                        $ 480
value Authorized 50,000,000
shares Issued and outstanding
700,000 shares (480,000 @ 12/31/98)

Preferred stock, no par value,                          $ -                          $ -
100,000,000 shares authorized, no
shares outstanding

Contributed capital                                 $ 1,470                      $ 1,020

Retained Earnings (deficit)                        $ (1,173)                      $ (138)
                                          ------------------            -----------------



TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                $ 1,077                      $ 1,362
                                          ==================            =================




The accompanying notes are an integral part of the financial statements.



                                       HI-PLAINS ENERGY CORP.
                                    (A Development Stage Company)
                                 STATEMENT  OF  OPERATIONS  AND  DEFICIT for the
                three and nine month period ended September 30, 1999 and 1998
                                       (Stated in US Dollars)
                                      (Unaudited - See Note 1)


                                         Three Months Ending          Nine Months Ending
                                            September 30,                September 30,
                                         1999          1998           1999          1998
                                         -----         -----          -----         ----
Revenue & Interest                               -                            -             -

Expenses
   Accounting and audit fees                     -             -          1,035             -

                                     ---------------------------------------------------------
Profit (Loss)                                    -             -         (1,035)            -
                                     ---------------------------------------------------------

Net Loss for the period                        $ -           $ -       $ (1,035)          $ -
                                     ============================ ============================

                                                 -             -              -             -
Net loss per share
                                     ============================ ============================

Weighted average number of
   common shares outstanding               780,000       480,000        780,000       480,000

                                     ============================ ============================





                            HI-PLAINS ENERGY CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)



                                                                Nine Months ended
                                                         September 30,       September 30,
                                                             1999                1998
                                                             -----               ----
Cash flow from
operating activities:

Net income (loss)                                                 (1,035)                 -

Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
activities:
   Amortization
   Consulting fees                                                                        -
   Gain on settlement of debt                                                             -
   Management fees                                                                        -
Changes in non-cash items:
   Prepaid expenses                                                    -                  -
   Accounts Payable                                                    -                  -
   Due to related party                                                -                  -

                                                      -------------------  -----------------
Cash provided (used) by
   operating activities                                                -                  -
Cash flows used in investing activity
   Organization costs                                                  -                  -

                                                      ===================  =================

Net cash used in investing activity                                    -                $ -
                                                      ===================  =================
Cash flows from financing activities:
   Proceeds from issuance of common stock                              -                  -
   Payment of offering costs                                           -                  -
   Contributed capital                                                 -                  -

                                                      -------------------  -----------------
Net cash provided by financing activities                              -                  -

                                                      ===================  =================

Cash beginning of period                                           1,387              1,387
                                                      -------------------  -----------------

Cash, end of period                                                $ 327            $ 1,387
                                                      ===================  =================


                             HI-PLAINS ENERGY CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                             (Stated in US Dollars)
                             (Unaudited See Note 1)

Note 1   Interim Reporting

These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and notes thereto.

Note 2        Nature and Continuance of Operations

The company is in the development stage, devoting its efforts to locating merger candidates, and has no business operations.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of ($1,173) since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3        Summary of Significant Accounting Policies

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company
The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its present efforts to acquire a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the company's development stage activities.

Income Taxes
The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes.

Loss Per Share
Loss per share figures have been calculated based upon the weighted average number of shares outstanding during the years.

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and due to related parties approximates fair value because of the short maturity of these instruments.

Note 4        Capital Stock -

         Common stock
           a)     Authorized:
              50,000,000, .001 par value
                                                         #                 #
           b)     Issued:                                1999             1998
                                                         ----             ----
              Balance, September 30, 1999 and 1998      80,000         480,000

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO SAME PERIOD IN 1998

The Company currently has no business operations and no business revenues. The Company has experienced expenses for the nine month period of $1,035 and none 1998. The Company had no revenues for the period in 1999 or 1998. The Company had a net loss of ($1,035) for the period in 1999, $1,000 of which was accounting expense, and no profit or loss in the same period 1998. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment, there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO SAME QUARTER IN 1998

The Company currently has no business operations and no business revenues. The Company had no expenses in the period in 1999 and no expenses in the period in 1998. The Company had no revenues in the period in 1999 or 1998. The Company incurred no profit or loss in the period in 1999 or 1998.

The Company's losses will continue until a business and revenues can be acquired and achieved. While the Company is seeking a business acquisition and capital sources for investment, there is no assurance that a business can be acquired, or that any capital sources for investment will be achieved.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                             HI-PLAINS ENERGY CORP.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HI-PLAINS ENERGY CORP.

Date: December 14, 1999

                                          /s/ Z.S. Merritt
                                          --------------------------------------
                                            Z.S. Merritt, President