Form 10QSB
period 2000-03-31
HIGH PLAINS ENERGY CORP
filed 2000-05-16
CIK 1094204

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
May 31, 2000                                             000-27311


                             HI-PLAINS ENERGY CORP.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                     84-1413868
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                214 South Center Street, Casper, Wyoming, 82601
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   780,000 common shares as of March 31, 2000

                             HI-PLAINS ENERGY CORP.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                    For the Three-Months Ended March 31, 2000
                                   (Unaudited)



                             HI-PLAINS ENERGY CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                For the Three Month Period Ended March 31, 2000
                                  (Unaudited)





                                                                                 Three-Months                Three-Months
                                                                                    Ended                       Ended
                                                                                     March 31, 2000         March 31, 1999
ASSETS;

   Current Assets:
      Cash                                                                                $ 213                  $ 587
                                                                               -----------------           -----------------

Total Current Assets                                                                        213                    587

   Other Assets
       Investment in Western Technology                                                     750                    750
                                                                               -----------------           -----------------

Total Other Assets                                                                          750                    750

TOTAL ASSETS                                                                              $ 963                $ 1,337
                                                                               =================           =================


LIABILITIES & STOCKHOLDERS' EQUITY

   Stockholders Equity (Note 3)
      50,000,000 shares authorized $.001 par value,                                         780                    480
      780,000 & 480,000 shares issued and outstanding
      in 2000 and 1999 respectfully.
    Additional Paid-In Capital                                                            1,470                  1,020
    Deficit accumulated during the
      development stage                                                                  (1,287)                  (163)
                                                                               -----------------           -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                  $ 963                   $ 1,337
                                                                               =================           =================



   The accompanying notes are an integral part of these financial statements.



                             HI-PLAINS ENERGY CORP.
                         (A Development Stage Company)
                            Statement of Operations
                   For the Three-Months Ended March 31, 2000
                                  (Unaudited)

                                                                                                             May 27, 1997
                                                            March 31,                March 31,               Inception to
                                                              2000                     1999                 Mar. 31, 2000
                                                          --------------            ------------           -----------------
Revenue:
                                                               $ -                        $ -                         $ -

Total Income                                                     -                          -

Costs and Expenses:
     Accounting Fees                                             -                          -                           -
     Filing Fees                                                 -                         25                         162
     Bank Charges                                                -                          -                           1
                                                          --------------            ------------           -----------------

Total Expenses                                                   -                         25                         163
                                                          --------------            ------------           -----------------

Net Loss                                                       $ -                      $ (25)                     $ (163)
                                                          ==============            ============           =================

Per Share Information:

     Weighted average number
     of common shares outstanding                              780,000                  480,000                     780,000
                                                          --------------            ------------           -----------------

Net Loss per common share                                      $ -                   $ (0.001)                     $ (0.002)
                                                          ==============            ============           =================



The accompanying notes are an integral part of these financial statements.



                             HI-PLAINS ENERGY CORP.
                              Stockholders' Equity
                                 March 31, 2000
                                  (Unaudited)

                                          COMMON STOCKS            Additional  Retained         Total
                                                                   Paid-In     Earnings     Stockholders's
                                    Shares          Amount         Capital     (Deficit)       Equity
                                    ------          ------         ----------  ---------    --------------

Issuance for Cash                   120,000           $ 120          $ 180          $ -          $  300

Issuance for Cash                   360,000             360            840            -           1,200

Net Deficit 12/31/97                      -               -              -         (113)           (113)
                                   --------           -----        -------      --------        --------
Balance December 31, 1997           480,000           $ 480        $ 1,020       $ (113)        $ 1,387
                                   ========           =====        =======      ========        ========
Net Deficit 12/31/98                      -               -              -          (25)            (25)
                                   --------           -----        -------      --------        --------
Balance December 31, 1998           480,000           $ 480        $ 1,020       $ (138)        $ 1,362
                                   ========           =====        =======      ========        ========
Issuance for Cash                   300,000             300            450            -             750

Net Deficit 12/31/99                      -               -              -       (1,149)         (1,149)
                                   --------           -----        -------      --------        --------
Balance December 31, 1999           780,000             780          1,470       (1,287)            963
                                   ========           =====        =======      ========        ========
Net Deficit 3/31/2000                     -               -              -            -               -
                                   --------           -----        -------      --------        --------
Balance March 31, 2000              780,000           $ 780        $ 1,470      $(1,287)          $ 963
                                   ========           =====        =======      ========        ========



   The accompanying notes are an integral part of these financial statements.



                             HI-PLAINS ENERGY CORP.
                         (A Development Stage Company)
                             Statement of Cash Flow
                   For the Three-Months Ended March 31, 2000
                                  (Unaudited)


                                                                                                          May 27, 1997
                                                              March 31               March 31             Inception to
                                                                2000                   1999               Mar. 31, 2000
                                                            --------------           ----------           --------------
Cash Flows from Operating Activities:

     Net Loss                                                 $ (1,124)                  $ (25)                $ (1,287)
     (Increase) in Investment                                        -                    (750)                    (750)
                                                             --------------           ----------           --------------

Net Cash  Provided by Operating Activities                      (1,124)                   (775)                  (2,037)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                  750                       -                    2,250
                                                            --------------           ----------           --------------

Net Cash Provided by Finacing Activities                           750                       -                    2,250
                                                            --------------           ----------           --------------

Net Decrease in Cash & Cash Equivalents                           (374)                   (775)                     213

Beginning Cash & Cash Equivalents                                  587                   1,362                        -
                                                            --------------           ----------           --------------

Ending Cash & Cash Equivalents                                   $ 213                  $  587                    $ 213
                                                            ==============           ==========           ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
     Interest                                                        -                      -                         -
     Income Taxes                                                    -                      -                         -


   The accompanying notes are an integral part of these financial statements.

                             HI-PLAINS ENERGY CORP.
                          (A Development Stage Company)
                                 March 31, 2000
                                   (Unaudited)



Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

Organization:
------------

The Company was incorporated on May 27, 1997, in the state of Wyoming. The Company is in the development stages and was organized for the purpose of raising capital. The Company's fiscal year end is December 31.

Basis of Presentation:
---------------------

The Company is primarily engaged in capital raising. The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.001 par value.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Revenue Recognition:
-------------------

Revenue is recognized when earned and expenses are recognized when they occur.

Use of estimates:
----------------

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

                             HI-PLAINS ENERGY CORP.
                          (A Development Stage Company)
                                 March 31, 2000
                                   (Unaudited)




Note 2 - Federal Income Taxes:
         --------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE SAME QUARTER IN 1999

     The Company had no revenues in the quarter ended May 31, 2000 or in 1999. The Company incurred no expenses in the quarter in 2000 and $25 in the quarter in 1999. The company had no gain or loss in the period in 2000 and a net loss of ($25) in the period in 1999. The loss per share as none in the quarter in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no liquid assets or cash. Its sole capital resources are it shares of stock with which to make private placements.



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

Date: May 15, 2000



                                              HI-PLAINS ENERGY CORP.

                                              /s/ Z.S. Merritt
                                              -----------------------------
                                              President